Form 10-K
period 1997-12-31
GOVERNMENT TRUST P 3
filed 1998-04-03
CIK 845383

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1997


GOVERNMENT TRUST P-3
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17487
IRS Employer Identification No.:
           13-6938173

c/o The Chase Manhattan Bank
Corporate Trustee Administration
450 West 33rd Street
New York, New York  10001
(212) 946-8608
_________________________
(Address, including zip code, and telephone number of principal executive offices )

Securities Registered Pursuant to Section 12(g) of the Act :

Zero Coupon Certificates, Class P-3
( Title of Class )

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) , and (2) has been subject to such filing requirements for the past 90 days.
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 1997   Exhibit  B

Annual Report as of December 31, 1997        Exhibit C

Part  I

Item  1.   Business

                  Not Applicable .

Item  2.   Properties .

                  See list of assets set forth in Exhibit A.

Item  3.   Legal  Proceedings.

                  None

Item  4.   Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  There were no registered holders for Zero Coupon Certificates, Class P-3 on December 31, 1997.

                  (c) Dividends .

                  $18,701,000.00 distributed to holders for Zero Coupon Certificates, Class P-3 on May 15, 1997.


Item  6.        Selected  Financial  Data

                  Not  Applicable.

Item  7.         Management's  Discussion  and  Analysis  of  Financial
                   Condition  and  Results  of  Operations .

                   Not  Applicable.

Item  8.    Financial Statements and Supplementary Data.

                   Not  Applicable .

Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not Applicable.

PART  III

Item  10.          Directors and Executive Officers of  the Registrant.

                   Not  Applicable.

Item  11.          Executive  Compensation .

                   Not  Applicable.

Item  12 .         Security  Ownership of Certain Beneficial Owners and
                   Management

                   (a) Security ownership of certain beneficial owners.

                   Not Applicable.

                   (b) Security  ownership of  management

                   Not  Applicable.

                   (c) Changes  in  control.

                   Not  Applicable.

Item  13.        Certain  Relationships  and  Related  Transactions.

                 (a) Transactions  with  management  and  others.

                 Not  Applicable.

                 (b) Certain business relationships.

                 Not  Applicable .

                 (c) Indebtedness of management .

                 Not  Applicable .

                 (d) Transactions  with  promoters.

                 Not  Applicable .

PART  IV

Item  14.        Exhibits, Financial Schedules, Reports on Form 8-K.

                 (a) The following is a list of documents filed as part of this report :

                 Exhibit                  Document
                    A                     List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1997

                    B                     Semiannual Report
                                          as of May 15, 1997

                    C                     Annual Report as of
                                          December 31, 1997

                 (b) Not  applicable

                 (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Trust P-3
(Registrant)

By : ______Dennis Kildea________
        Assistant Vice President

Date :     March 31,  1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Marcus Gustafson________
            Vice President


Date :      March 31, 1998


By : ______Dennis Kildea________
        Assistant Vice President


Date :      March 31, 1998                            .

Exhibit  A

ISLAMIC REPUBLIC OF PAKISTAN
GOVERNMENT TRUST P-3

U. S. Government  Securities

Maturity                     Par  Amount                  Coupon

None



Government of Pakistan P-3 Note

Principal  Amount                   Rate  of
Outstanding                         Interest                   Due Date

$ 0

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Trust P-3 Zero Coupon Certificates
( Islamic Republic of Pakistan FMS Refinancing )

              and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1997, the Certificate Payment Date, the aggregate amount distributed to the Holders was $18,701,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $16,831,000.00 and to payments from the Securities Trust was $1,870,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $0.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 0.00.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.


By: __________________

           Dennis Kildea
           Trust Officer


Report dated as of May 15, 1997
(Tax ID No. 13-6938173)

Exhibit C

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
-  Government Trust P-3 Zero Coupon Certificates, Class P-3
    (Islamic Republic of Pakistan FMS  Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1997, $18,701,000.00 was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:

 a. 90% from principal and interest payments made on the Islamic Republic of Pakistan Promissory Note on May 1, 1997.
 b. 10% from the proceeds of maturities of United States Treasury Strips and/ or coupon interest from same due May 15, 1997.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $0.00.

iii. The unpaid principal amount of the Islamic Republic of Pakistan Promissory Note following the May 15, 1997 distribution is $0.00.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates.

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1997 Certificate Payment Date.

There have been no payments under the Guaranty with respect to the May 1, 1997 Note Payment Dates next preceding the May 15, 1997 Certificate
Payment Date.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of January 15, 1989.

By ___________________________
           Dennis Kildea
         Assistant Vice President
Report dated as of  December 31, 1997
Tax I.D. No. 13-6938173

                 REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Trust P-3


We have audited the accompanying Distribution Report of Government Trust P-3 as of December 31, 1997 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Trust P-3 at December 31, 1997 and for the year then ended, in conformity with generally accepted accounting principles.

                                                      Ernst & Young LLP

March 5, 1998

DISTRIBUTION REPORT

GOVERNMENT TRUST P-3

As of and for the Year Ended December 31, 1997

     I. During the year ended December 31, 1997, $18,701,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. Approximately 90% from principal and interest payments made on
                The Islamic Republic of Pakistan Promissory Note on May 1,
                1997.

            2. Approximately 10% from the proceeds of maturities of United
                States Treasury Securities due May 15, 1997.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 1997 distribution is $0.

   III. The unpaid principal amount of The Islamic Republic of Pakistan Promissory Note following the May 15, 1997 distribution is $0.

    IV. The amount in (I) above, together with the Trustee's fees and expenses, is approximately equal to the sum of 90% of the amounts paid by The Islamic Republic of Pakistan on the Note on April 30, 1997 and the payments received by the Trustee from the Securities Trust on May 15, 1997.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT TRUST P-3

December 31, 1997


NOTE A--ORGANIZATION AND OPERATION

Government Trust P-3 (the Trust) was formed in January 1989 by The Chase Manhattan Bank (Successor to Chemical Bank), as Trustee, to issue Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Note (see Note C) from The Islamic Republic of Pakistan (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which The Chase Manhattan Bank also acts as Trustee. The Trust was created for the limited purpose of conducting transactions relating to the Certificates, the Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of January 15, 1989.


NOTE B--ZERO COUPON CERTIFICATES

The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $339,745,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to receive a single payment on the date indicated in such Certificate. The Trust is required to distribute to the Certificate holders all funds held by the Trust, which would consist of an amount equal to 90% of the principal and interest required to be paid by the Borrower on the Related Note (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Securities and are calculated to provide the Trust on or before each Certificate Payment Date with funds equal to at least 10% of the principal and/or interest payment due on the related Note on the next preceding Note Payment Date. No distributions remain as of December, 1997.


NOTE C--PROMISSORY NOTE

After the May 15, 1997 payment, the Promissory Note was paid in full.